Form 10-Q
period 1994-01-31
SYNTEX CORP
filed 1994-03-11
CIK 96000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended January 31, 1994

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________to___________

COMMISSION FILE NO. 1-4269
                               SYNTEX CORPORATION
             (Exact name of Registrant as specified in its charter)

       Republic of Panama                                    94-1566146
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

                   3401 HILLVIEW AVENUE, PALO ALTO, CA 94304
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (415) 855-5050

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                 -------     -------

The number of shares of the Registrant's Common Stock outstanding as of February 28, 1994: 221,083,080.

                        PART I -- FINANCIAL INFORMATION

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           ($ and shares in millions)


                                      (Unaudited)
                                       January 31              July 31
                                          1994                  1993
                                      -----------             --------
                                    ASSETS
Current Assets:
     Cash and cash equivalents           $396.7                 $327.9
     Short-term investments               314.9                  281.7
     Trade receivables, net               226.7                  264.2
     Inventories, net                     349.6                  362.1
     Other                                193.7                  153.8
                                       --------               --------
           Total current assets         1,481.6                1,389.7
Long-term investments                     159.7                  180.9
Property, plant and equipment, net      1,078.9                1,085.2
Other assets                              273.3                  304.9
                                       --------               --------
           Total                       $2,993.5               $2,960.7
                                       ========               ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term debt                     $104.4                  $82.4
     Accounts payable and accrued
      expenses                            206.6                  231.8
     Income and other taxes                89.3                   87.1
     Accrued compensation                  75.4                   97.4
     Other                                197.5                  293.8
                                       --------               --------
           Total current liabilities      673.2                  792.5
Noncurrent liabilities                    425.4                  378.0
Long-term debt                            590.7                  590.8
                                       --------               --------
     Total Liabilities                  1,689.3                1,761.3
                                       --------               --------
Contingencies (see notes)
Shareholders' Equity:
     Common stock (shares issued
       --240.9)                           240.9                  240.9
     Retained earnings                  1,577.2                1,471.5
     Cumulative translation
       adjustments                        (19.8)                 (16.9)
     Common stock in treasury
       --at cost (shares in
       treasury 1994 and 1993--19.9)     (494.1)                (496.1)
                                       --------               --------
           Total shareholders' equity   1,304.2                1,199.4
                                       --------               --------
           Total                       $2,993.5               $2,960.7
                                       ========               ========

See accompanying notes to condensed consolidated financial statements.

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                     (in millions except per-share amounts)

                                                    Three Months Ended      Six Months Ended
                                                         January 31            January 31
                                                     -----------------    --------------------
                                                      1994       1993       1994         1993
                                                     ------     ------    --------      ------
Net Sales                                            $489.1     $505.5    $1,001.4      $997.7
                                                     ------     ------    --------      ------
Costs and expenses:
 Costs of goods sold                                  118.5       96.2       229.2       200.3
 Selling, general and administrative                  170.0      187.6       346.3       390.7
 Research and development                              99.1      100.1       196.1       197.5
 Restructuring charge                                    --         --          --       180.0
                                                     ------     ------    --------      ------
    Total                                             387.6      383.9       771.6       968.5
                                                     ------     ------    --------      ------
Operating income                                      101.5      121.6       229.8        29.2
                                                     ------     ------    --------      ------
Nonoperating income (expense):
 Interest income                                        8.8        9.9        17.4        21.5
 Interest expense                                      (6.9)      (7.4)      (13.2)      (13.7)
 Other -- net                                          (1.5)         --       (7.7)      (56.0)
                                                     ------     ------    --------      ------
    Total                                               0.4        2.5        (3.5)      (48.2)
                                                     ------     ------    --------      ------
Income (loss) before taxes on income and
     cumulative effect of accounting changes          101.9      124.1       226.3       (19.0)
Provision (benefit) for taxes on income                 6.1        5.0         4.2      (132.9)
                                                     ------     ------    --------      ------
Income before cumulative effect of accounting
     changes                                           95.8      119.1       222.1       113.9
Cumulative effect of accounting changes, net
     of tax                                              --         --          --        (0.9)
                                                     ------     ------    --------      ------
Net income                                            $95.8     $119.1      $222.1      $113.0
                                                     ======     ======    ========      ======

Shares used in computing earnings per
     common share (see Exhibit 11)                    221.0      222.3       221.0       223.7
                                                     ======     ======    ========      ======
Earnings per common share                             $0.43      $0.54       $1.00       $0.51
                                                     ======     ======    ========      ======
Dividends per common share                            $0.26      $0.26       $0.52       $0.52
                                                     ======     ======    ========      ======


See accompanying notes to condensed consolidated financial statements.

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                ($ in millions)



                                                     Six Months Ended
                                                        January 31
                                                    -----------------
                                                     1994       1993
                                                    ------     ------
Net Cash Provided from Operating Activities         $264.2     $135.4
                                                    ------     ------
Cash Provided (Used) in Investing Activities:
 Capital expenditures                                (65.3)    (100.6)
 Purchase of short-term investments                 (146.0)    (148.6)
 Proceeds from short-term investments                181.0      306.7
 Purchase of long-term investments                   (47.1)     (16.7)
 Other investing activities                          (24.6)       0.0
                                                    ------     ------
  Net Cash Provided (Used) in Investing Activities  (102.0)      40.8
                                                    ------     ------
Cash Provided (Used) in Financing Activities:
 Net change in short-term debt                        22.3      (93.2)
 Repayment of long-term debt                          (0.1)    (103.7)
 Proceeds from issuance of long-term debt              0.7      100.8
 Payment of dividends                               (114.9)    (117.0)
 Common shares repurchased                              --     (124.7)
 Other financing activities                            0.6        4.6
                                                    ------     ------
  Net Cash Used in Financing Activities              (91.4)    (333.2)
                                                    ------     ------
Effect of exchange rate changes on cash               (2.0)      (1.5)
                                                    ------     ------
Increase (Decrease) in Cash and Cash Equivalents      68.8     (158.5)

Cash and Cash Equivalents at Beginning of Period     327.9      296.3
                                                    ------     ------
Cash and Cash Equivalents at End of Period          $396.7     $137.8
                                                    ======     ======

See accompanying notes to condensed consolidated financial statements.

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                     SALES BY LOCATION AND BUSINESS SEGMENT
                                  (Unaudited)
                                ($ in millions)


                                                       Three Months                             Six Months
                                                     Ended January 31                        Ended January 31
                                                     ----------------         Percent       -------------------         Percent
                                                      1994       1993         Change          1994        1993          Change
                                                     ------     ------        -------       --------     ------         ------
LOCATION
U.S. sales                                           $327.9     $348.4          (6)           $682.8     $676.6           1
Non-U.S. sales                                        161.2      157.1           3             318.6      321.1          (1)
                                                     ------     ------                      --------     ------
    Total                                            $489.1     $505.5          (3)         $1,001.4     $997.7          --
                                                     ======     ======                      ========     ======

BUSINESS SEGMENT
Pharmaceuticals:
  Pain and inflammation:
     Naproxen/Naproxen Sodium
           U.S. sales                                $126.7     $156.3         (19)           $303.7     $303.3          --
           Non-U.S. sales                              60.6       61.4          (1)            117.5      126.7          (7)
                                                     ------     ------                      --------     ------
              Total Naproxen/Naproxen Sodium          187.3      217.7         (14)            421.2      430.0          (2)
                                                     ------     ------                      --------     ------
     Ketorolac
           U.S. sales
              Oral                                     34.4       31.6           9              66.9       55.8          20
              Intramuscular                            30.9       31.1          (1)             60.2       59.3           1
           Non-U.S. sales                              15.0       15.5          (4)             32.3       30.9           4
                                                     ------     ------                      --------     ------
              Total Ketorolac                          80.3       78.2           3             159.4      146.0           9
                                                     ------     ------                      --------     ------
                 Subtotal                             267.6      295.9         (10)            580.6      576.0           1
                                                     ------     ------                      --------     ------
     Reproductivity and endocrinology:
           Oral contraceptives                         17.7       20.6         (14)             37.5       41.1          (9)
           Nafarelin                                    3.9        5.6         (30)              7.0       12.2         (42)
           Other                                        2.6        2.8          (7)              4.8        5.3          (9)
                                                     ------     ------                      --------     ------
                 Subtotal                              24.2       29.0         (17)             49.3       58.6         (16)
                                                     ------     ------                      --------     ------
     Cardio and cerebrovascular:
           Nicardipine                                 20.5       17.8          15              35.2       33.7           5
           Ticlopidine                                 17.7       10.4          70              31.2       18.5          68
                                                     ------     ------                      --------     ------
                 Subtotal                              38.2       28.2          35              66.4       52.2          27
                                                     ------     ------                      --------     ------
     Dermatological                                    18.7       21.7         (14)             36.7       44.3         (17)
     Ganciclovir                                       24.3       19.6          24              44.1       38.7          14
     Other human pharmaceuticals                       47.6       41.9          14              87.8       81.5           8
     Animal Health                                     18.0       18.2          (1)             35.6       40.7         (13)
                                                     ------     ------                      --------     ------
              Total Pharmaceuticals                   438.6      454.5          (4)            900.5      892.0           1
                                                     ------     ------                      --------     ------
   Diagnostics                                         50.5       51.0          (1)            100.9      105.7          (5)
                                                     ------     ------                      --------     ------
              Total                                  $489.1     $505.5          (3)         $1,001.4     $997.7          --
                                                     ======     ======                      ========     ======

WORLDWIDE HUMAN PHARMACEUTICAL SALES
U.S. sales                                           $281.8     $300.9          (6)           $591.6     $576.1           3
Non-U.S. sales                                        138.8      135.4           3             273.3      275.2          (1)
                                                     ------     ------                      --------     ------
              Total                                  $420.6     $436.3          (3)           $864.9     $851.3           2
                                                     ======     ======                      ========     ======

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1993 annual report to shareholders for the fiscal year ended July 31, 1993.

     The information contained herein reflects all adjustments (all of which are normal and recurring) which are, in the opinion of management, necessary to a fair statement of the results of operations, financial condition and cash flows for the interim periods.

2. Note 13 to the consolidated financial statements in the 1993 annual report to shareholders provides information concerning contingencies related to certain pending or possible claims, legal actions, and proceedings against the company and its subsidiaries. No significant changes or developments have occurred regarding these contingencies.

3.   Inventories consist of the following ($ in millions):

                                                   January 31   July 31
                                                      1994        1993
                                                   ----------   -------
     Finished goods                                   $85.9       $85.4
     In process                                       193.8       198.9
     Raw materials and supplies                        69.9        77.8
                                                     ------      ------
           Total                                     $349.6      $362.1
                                                     ======      ======


4.   Property, plant and equipment consist of the following ($ in millions):

                                                  January 31    July 31
                                                     1994         1993
                                                  ----------    --------
     Property, plant and equipment - at cost       $1,686.5     $1,643.5
     Less accumulated depreciation
           and amortization                          (607.6)      (558.3)
                                                   --------     --------
           Property, plant and equipment - net     $1,078.9     $1,085.2
                                                   ========     ========

5. Included in operating expenses for the first half of fiscal 1993 is a first quarter restructuring charge of $180.0 million resulting principally from a decision to consolidate several of the company's chemical and pharmaceutical manufacturing plants and to reduce the worldwide workforce. The restructuring charge resulted in a reduction of $143.1 million in net income in the first half of fiscal 1993.

6. The company recorded a net provision of $4.2 million for taxes on income during the first half of fiscal 1994, which included a first quarter credit of $9.4 million resulting from changes in the U.S. tax law enacted in August 1993. The company also recorded a net benefit of $132.9 million for taxes on income during the first half of fiscal 1993, resulting principally from the first quarter tax benefits of $36.9 million derived from the restructuring charge and a one-time benefit of $102.5 million from the reduction of certain tax reserves. Excluding the effect of the benefit, the effective income tax rate for the second quarter and first half of fiscal 1994 was 6 percent, which is the company's expected effective tax rate for the remainder of fiscal 1994. The income tax rate for the fiscal 1993 second quarter and full year was 4 percent, excluding the previously-mentioned tax benefits.

7. Effective August 1, 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During the first quarter of fiscal 1993, the company recorded a charge of $64.6 million ($93.7 million pre-tax) representing the discounted present value of the expected cost of future healthcare benefits attributed to employees' service rendered prior to August 1, 1992. This charge represents the cumulative effect on prior years of the accounting change. The company also recorded a benefit of $63.7 million during the first quarter of fiscal 1993 as the cumulative effect on prior years of the change in accounting for income taxes, principally relating to tax credits which were not recorded under the prior accounting standard.

8. Other nonoperating expense in the first quarter and half of fiscal 1994 included $3.1 million of additions to reserves relating to environmental matters. Other nonoperating expense in the first half of fiscal 1993 included $42.4 million of additions to reserves related to environmental matters, of which $42.1 million was recorded in the first quarter. Other nonoperating expense in the first quarter and half of fiscal 1993 also included a charge of $10.0 million for reserves related to other contingencies.

9. There were no repayments of commercial paper with a maturity period of greater than three months during the first half of either fiscal 1994 or fiscal 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1994, COMPARED WITH THE SAME PERIOD IN FISCAL 1993

Earnings per share in the second quarter of the company's 1994 fiscal year were $.43 compared with $.54 in the second quarter a year ago. Net sales decreased 3 percent to $489.1 million, down from $505.5 million in the second quarter of fiscal 1993.

SECOND QUARTER RESULTS
($ in millions, except per share data)

                                                     Three Months Ended
                                                         January 31
                                                     -----------------      Percent
                                                      1994       1993       Change
                                                     ------     ------      -------
Net Sales                                            $489.1     $505.5         (3)
Operating Expenses                                    387.6      383.9          1
Operating Income                                      101.5      121.6        (17)
Net Income                                             95.8      119.1        (20)
Earnings Per Share                                    $0.43      $0.54        (20)

The decline in earnings in the second quarter of fiscal 1994 compared with the second quarter a year ago was due primarily to the loss of U.S. market share of Naprosyn(R) (naproxen) and Anaprox(R) (naproxen sodium) branded products to lower-priced generic naproxen and naproxen sodium products, including those sold by Hamilton Pharma, Inc., a Syntex subsidiary.

The last principal U.S. patent for Naprosyn and Anaprox, the company's leading products, expired during the fiscal 1994 second quarter on December 21, 1993. The patents elsewhere in the world expired a number of years ago.

Earnings declined at a greater rate than sales in the fiscal 1994 second quarter compared with the prior-year quarter due to a shift in product demand from the higher-margin branded products to the lower-margin generic and bulk naproxen and naproxen sodium products and to excess production capacity in the company's chemical and pharmaceutical manufacturing plants. In the fiscal 1994 second quarter, the company's gross profit margin was 75.8 percent, down from
81.0 percent in the second quarter of fiscal 1993.


WORLDWIDE HUMAN PHARMACEUTICAL SALES
($ in millions)

                                                    Three Months Ended
                                                         January 31
                                                     -----------------         Percent
                                                      1994       1993          Change
                                                     ------     ------         -------
U.S. Sales                                           $281.8     $300.9           (6)
Non-U.S. Sales                                        138.8      135.4            3
                                                     ------     ------
     Total                                           $420.6     $436.3           (3)
                                                     ======     ======

Worldwide human pharmaceutical sales decreased 3 percent in the second quarter of fiscal 1994 compared to the prior-year second quarter due primarily to the decline of Naprosyn and Anaprox sales in the United States. In the fiscal 1994 second quarter, non-United States pharmaceutical sales were $8.3 million lower than they would have been had currency exchange rates that were in effect in the second quarter of fiscal 1993 remained constant.

NAPROXEN/NAPROXEN SODIUM SALES
($ in millions)

                                                    Three Months Ended
                                                        January 31
                                                     -----------------        Percent
                                                      1994       1993         Change
                                                     ------     ------        -------
U.S. Sales                                           $126.7     $156.3          (19)
Non-U.S. Sales                                         60.6       61.4           (1)
                                                     ------     ------
     Total                                           $187.3     $217.7          (14)
                                                     ======     ======

United States sales of naproxen and naproxen sodium include sales of branded Naprosyn and Anaprox, sales of generic naproxen and naproxen sodium by Hamilton Pharma, Inc., and sales of the bulk chemicals naproxen and naproxen sodium to non-related generic manufacturers. Hamilton Pharma, Inc., began selling generic naproxen and naproxen sodium in October 1993.

January 1994 is the first full month in which non-Syntex generic competition for naproxen and naproxen sodium occurred in the United States following patent expiration in the United States in December 1993.

Independent audit data for the United States indicate that the share of new prescriptions for all forms of naproxen in the prescription, nonsteroidal anti-inflammatory anti-arthritis market for the month of January 1994 was 17.4 percent; in December 1993, the share was 17.2 percent; and in January 1993, before any generic products were available, the share was 17.6 percent. Of the new prescriptions filled for the naproxen molecule in January 1994, 64 percent were filled with generic naproxen sold by Hamilton Pharma, Inc., 31 percent were filled with branded Naprosyn and 5 percent were filled with generic naproxen sold by non-related companies.

The rate of shift from brand to generic in the case of Naprosyn is more rapid than any previous prescription product after patent expiration as far as the company is aware. The company believes that changes in the healthcare environment are contributing to this shift.

Following the expiration of the U.S. patent for Naprosyn and Anaprox, the company now faces competition from approximately 10 companies marketing generic naproxen and/or naproxen sodium. This competition has resulted in a shift from branded to generic products and in a fast and steep decline in the price of generic naproxen and naproxen sodium, including the price of the products sold by the company's Hamilton subsidiary.

With the advent of so many companies now supplying naproxen and naproxen sodium, customer inventories for those products in the United States appear to be at levels higher than the current market demand. Most of the companies marketing generic forms of naproxen and naproxen sodium in the United States are purchasing bulk chemicals from Syntex.

Given the negative impact of the Naprosyn/Anaprox patent expiration, which was not fully reflected in the fiscal 1994 second quarter because the patent expired mid-quarter but which is expected to continue, the company expects that the next two years will be difficult years.

Syntex and The Procter & Gamble Company received clearance from the United States Food and Drug Administration in January 1994 to market ALEVE(R), a new over-the-counter (OTC) pain reliever with naproxen sodium as its key ingredient, in the United States.

ALEVE has three years of marketing exclusivity from the date of approval.
Heavy up-front marketing expenses will prevent the company from realizing profits on ALEVE for the first few years, but the company believes that once established in the marketplace, OTC products have the potential to be profitable for decades. The U.S. market for OTC analgesics is estimated at $2.7 billion in annual sales.

KETOROLAC

Worldwide sales of Toradol(R) (ketorolac tromethamine) in the second quarter of fiscal 1994 increased 3 percent over the 1993 second quarter.

In 1993, regulatory authorities in Germany and France suspended the product license pending further review of available worldwide ketorolac usage data, and in the case of France, pending further deliberations of the European Committee for Proprietary Medicinal Products (CPMP). Final results of a U.S. epidemiology study of 10,000 hospitalized patients treated with intramuscular injectable ketorolac compared with 10,000 patients treated with injectable opioid analgesics have been submitted to regulatory agencies and the CPMP. The CPMP is expected to discuss the worldwide safety data as well as the results of the epidemiology study data at a meeting in March.

The company believes that the data from controlled clinical trials, from worldwide post-marketing reports and from the large retrospective U.S. epidemiological study offer strong evidence that ketorolac has a favorable risk/benefit profile when prescribed for properly selected patients and used according to the product label.

OTHER PRODUCTS

Sales of Cytovene(R) (ganciclovir sodium), Cardene(R) (nicardipine hydrochloride) and Ticlid(R) (ticlopidine hydrochloride) increased in the fiscal 1994 second quarter over the prior-year second quarter. However, second quarter fiscal 1994 sales of oral contraceptives, dermatological products and Synarel(R) (nafarelin acetate) declined from sales levels in the second quarter last year.

EXPENSES

Selling, general and administrative (SG&A) expense decreased 9 percent to $170.0 million in the fiscal 1994 second quarter from $187.6 million in the second quarter a year ago. As a result of efforts to reduce costs, second quarter fiscal 1994 SG&A spending was at the lowest level since the second quarter of fiscal 1991.

Research and development expense decreased 1 percent to $99.1 million in the fiscal 1994 second quarter, compared with $100.1 million in the fiscal 1993 second quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 1994,
COMPARED WITH THE SAME PERIOD IN FISCAL 1993

Earnings per share for the first six months of fiscal 1994 increased 96 percent to $1.00 compared with $0.51 for the same period a year ago. Sales increased slightly to $1,001.4 million, up from $997.7 million in the fiscal 1993 period.

SIX MONTH RESULTS
($ in millions, except per share data)

                                                    Six Months Ended
                                                        January 31
                                                   -------------------        Percent
                                                     1994        1993         Change
                                                   --------     ------        -------
Net Sales                                          $1,001.4     $997.7           --
Operating Expenses
   excluding restructuring charge                     771.6      788.5           (2)
Restructuring Charge                                     --      180.2         (100+)
Operating Income                                      229.8       29.2          100+
Net Income                                            222.1      113.0           97
Earnings Per Share                                    $1.00      $0.51           96

The increase in worldwide sales in the first half of fiscal 1994 was primarily due to higher sales of human pharmaceutical products in the United States, partially offset by lower sales outside the United States. United States sales of naproxen and naproxen sodium were $303.7 million in the first half of fiscal 1994 compared with $303.3 million in the first half of fiscal 1993. However, the last patent on these products expired in the United States on December 21, 1993, and sales during the second fiscal quarter of fiscal 1994 were lower than fiscal 1993. (See previous discussion.) Sales of ketorolac intramuscular injectable and oral tablets, nicardipine, ticlopidine, and ganciclovir increased in the first half of fiscal 1994 compared with the prior year period. However, sales of dermatologic, reproductive and endocrinology products declined in the first half of fiscal 1994 as compared with the prior year period.

WORLDWIDE HUMAN PHARMACEUTICAL SALES
($ in millions)

                                                      Six Month Ended
                                                        January 31
                                                     -----------------         Percent
                                                      1994       1993          Change
                                                     ------     ------         -------
U.S. Sales                                           $591.6     $576.1            3
Non-U.S. Sales                                        273.3      275.2           (1)
                                                     ------     ------
     Total                                           $864.9     $851.3            2
                                                     ======     ======

NAPROXEN/NAPROXEN SODIUM SALES
($ in millions)

                                                      Six Month Ended
                                                        January 31
                                                     -----------------         Percent
                                                      1994       1993          Change
                                                     ------     ------         -------
U.S. Sales                                           $303.7     $303.3           --
Non-U.S. Sales                                        117.5      126.7           (7)
                                                     ------     ------
     Total                                           $421.2     $430.0           (2)
                                                     ======     ======

Sales of diagnostic products decreased 5 percent to $100.9 million in the first half of fiscal 1994 compared with sales of $105.7 million in the year earlier period.

The company's gross margin percentage was 77.1 percent in the first half of fiscal 1994, compared with 79.9 percent in the first half of fiscal 1993. As discussed under Second Quarter Results, the decrease is primarily due to a shift in product demand from the higher-margin branded products to the lower-margin generic and bulk naproxen and naproxen sodium products and to excess capacity in the company's chemical and pharmaceutical manufacturing plants.

Operating expenses for the first half of fiscal 1993 included a restructuring charge of $180.0 million resulting principally from a decision to consolidate several of the company's chemical and pharmaceutical manufacturing plants and to reduce the company's worldwide workforce. The restructuring charge resulted in a reduction of $143.1 million in net income in the first half of fiscal 1993.

Other nonoperating expense in the first half of fiscal 1994 included $3.1 million for additions to reserves related to environmental matters. Nonoperating items in the first half of fiscal 1993 included $42.4 million of additions to reserves related to environmental matters and a charge of $10.0 million for reserves related to other contingencies.

The company recorded a net provision for taxes on income of $4.2 million during the first half of fiscal 1994, which included a first quarter credit of $9.4 million resulting from changes in the U.S. tax law enacted in August 1993. The company also recorded a net benefit for taxes on income of $132.9 million during the first half of fiscal 1993, resulting principally from the first quarter tax benefits of $36.9 million derived from the restructuring charge and a one-time benefit of $102.5 million from the reduction of certain tax reserves. Excluding the effect of the benefit, the fiscal 1994 first half tax rate was 6 percent, which is the company's expected effective tax rate for the remainder of fiscal 1994. The tax rate for the fiscal 1993 first half and full year was 4 percent, excluding the previously-mentioned tax benefits.

The first half of fiscal 1993 included a $0.9 million charge from the cumulative effect on prior years of the adoption of two new accounting standards. The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in a benefit of $63.7 million. This was more than offset by an after-tax charge of $64.6 million ($93.7 million pre-tax) related to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for post-retirement healthcare benefits.


PATENTS

The patents and patent applications owned by the company and its subsidiaries cover a variety of products and chemical processes. In addition, the company has a number of patent licenses from others.

The last principal United States patent on naproxen and naproxen sodium expired in December 1993.

FINANCIAL CONDITION

The company continues to maintain a strong financial position and a highly liquid balance sheet. At January 31, 1994, the company had $711.6 million in cash and cash equivalents and short-term investments, which provide it with ample capacity to satisfy its cash requirements. In the first half of fiscal 1994, net cash of $264.2 million was provided from operating activities.

Capital expenditures in the first half of fiscal 1994, primarily in the pharmaceuticals business segment, totaled $65.3 million compared with $100.6 million in the first half of fiscal 1993. The company plans to fund capital spending of approximately $175.0 million in fiscal 1994 through cash generated by operations and borrowings.

Dividends paid on common shares amounted to $114.9 million in the first half of fiscal 1994, a decrease of 2 percent from the first half of fiscal 1993, as a result of the share repurchase program undertaken in fiscal 1993. The current dividend rate paid on an annualized basis is $1.04 per share.

Management believes the company has sufficient borrowing capacity to meet its needs. The company has an A1+ rating for its commercial paper and an AA- bond rating from Standard and Poor's. The company has a P1 rating for its commercial paper from Moody's. As of March 9, 1994, Moody's revised the company's bond rating to A2.

At January 31, 1994, commercial paper borrowings of $114.5 million were outstanding. The company has unused bank lines of credit totaling $461.0 million, of which $100 million is available for the support of commercial paper borrowings classified as long-term debt. The company's earnings for the first six months of fiscal 1994 were sufficient to cover fixed charges.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See notes 2 and 8 to the Condensed Consolidated Financial Statements appearing on pages 6 and 7 of this report on Form 10-Q for a discussion of certain matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following votes were cast for and withheld from the nominees for director at the annual meeting of shareholders held on December 6, 1993:

                                          Shares Voted
Nominee                                        For           Withheld
- -------                                   ------------       ---------
Dana G. Leavitt                            179,980,951       4,410,852
Robert S. Miller, Jr.                      179,747,902       4,643,903
Miriam Stoppard                            179,657,476       4,734,329
James N. Wilson                            180,093,207       4,298,598

         Two proposals were submitted to the shareholders at the annual meeting. The first proposal, to amend the Syntex Corporation 1984 Stock Option and Stock Appreciation Rights Plan, was approved by a vote of 168,134,142 shares in favor, 14,104,662 shares opposed, and 2,153,001 shares abstaining. The second proposal, to adopt the Syntex Corporation Call-to-Action Incentive Plan, was approved by a vote of 168,324,169 shares in favor, 13,937,068 shares opposed, and 2,130,568 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibit

         3.   Articles and By-Laws
              By-Laws of Syntex Corporation, as last amended December 6, 1993,
         10.  Material Contracts
         a) Syntex Corporation 1984 Stock Option and Stock Appreciation Rights Plan (As Amended July 29, 1993)
         b) Amendment to Syntex US Employee Supplemental Retirement Savings Plan (Effective as of January 1, 1994)
         11.  Statement re computation of earnings per common share
         12.  Calculation of ratio of earnings to fixed charges

     b.  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SYNTEX CORPORATION
                                           (Registrant)


                                           By /s/ Richard P. Powers
                                              -------------------------------
                                                  Richard P. Powers
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  and Duly Authorized Officer
                                                  of the Registrant


DATE:  March 11, 1994