Form 10-Q
period 1994-04-30
SYNTEX CORP
filed 1994-06-14
CIK 96000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                    FORM 10-Q
(Mark One)
[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

         For the Quarter Ended April 30, 1994

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

                              Yes    X     No_____

The number of shares of the Registrant's Common Stock outstanding as of May 31, 1994: 221,312,398.

                        PART I -- FINANCIAL INFORMATION

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           ($ and shares in millions)

                                                                         (Unaudited)
                                                                           April 30             July 31
                                                                             1994                1993
                                                                              ----               ----
                                    ASSETS
Current Assets:
    Cash and cash equivalents                                               $   364.1           $  327.9
    Short-term investments                                                      339.1              281.7
    Trade receivables, net                                                      226.1              264.2
    Inventories, net                                                            345.1              362.1
    Other                                                                       190.7              153.8
                                                                             --------           --------
         Total current assets                                                 1,465.1            1,389.7
Long-term investments                                                           148.0              180.9
Property, plant and equipment, net                                            1,089.3            1,085.2
Other assets                                                                    295.6              304.9
                                                                             --------           --------
         Total                                                               $2,998.0           $2,960.7
                                                                             ========           ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term debt                                                         $   142.6           $   82.4
    Accounts payable and accrued expenses                                       220.5              231.8
    Income and other taxes                                                       87.0               87.1
    Accrued compensation                                                         79.7               97.4
    Other                                                                       173.1              293.8
                                                                               ------              -----
         Total current liabilities                                              702.9              792.5
Noncurrent liabilities                                                          429.0              378.0
Long-term debt                                                                  591.2              590.8
                                                                                -----              -----
    Total Liabilities                                                         1,723.1            1,761.3
                                                                              -------            -------
Contingencies (see notes)
Shareholders' Equity:
    Common stock (shares issued--240.9)                                         240.9              240.9
    Retained earnings                                                         1,539.9            1,471.5
    Cumulative translation adjustments                                          (14.6)             (16.9)
    Common stock in treasury--at cost (shares in
         treasury 1994--19.7; 1993--19.9)                                      (491.3)            (496.1)
                                                                             --------           --------
         Total shareholders' equity                                           1,274.9            1,199.4
                                                                             --------           --------
         Total                                                               $2,998.0           $2,960.7
                                                                             ========           ========

     See accompanying notes to condensed consolidated financial statements.

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                     (in millions except per-share amounts)

                                                       Three Months Ended         Nine Months Ended
                                                            April 30                   April 30
                                                            --------                   --------
                                                        1994        1993           1994         1993
                                                        ----        ----           ----         ----

Net Sales                                               $402.1      $584.3       $1,403.5     $1,582.0
                                                        ------      ------       --------      -------

Costs and expenses:
    Costs of goods sold                                 114 .6       132.5          343.8        332.8
    Selling, general and administrative                  161.5       189.9          507.8        580.6
    Research and development                            102 .4       103.1          298.5        300.6
    Restructuring charge                                  --         140.0           --          320.0
                                                        ------      ------       --------      -------
         Total                                          378 .5       565.5        1,150.1      1,534.0
                                                        ------      ------       --------      -------

Operating income                                          23.6        18.8          253.4         48.0
                                                        ------      ------       --------      -------

Nonoperating income (expense):
    Interest income                                       9 .2         9.3           26.6         30.8
    Interest expense                                      (7.2)       (6.9)         (20.4)       (20.6)
    Other -- net                                          (1.8)       (8.4)          (9.5)       (64.4)
                                                        ------      ------       --------      -------
         Total                                            0.2         (6.0)          (3.3)       (54.2)
                                                        ------      ------       --------      -------

Income (loss) before taxes on income and
    cumulative effect of accounting changes               23.8        12.8          250.1         (6.2)
Provision (benefit) for taxes on income                    1.4       (28.0)           5.6       (160.9)
                                                        ------      ------       --------      -------
Income before cumulative effect of accounting
    changes                                                22.4        40.8         244.5       154.7
Cumulative effect of accounting changes, net
    of tax                                                  --         --              --         (0.9)
                                                        ------      ------       --------      -------
Net income                                               $22.4       $40.8        $ 244.5       $153.8
                                                        ======      ======       ========      =======

Shares used in computing earnings per
    common share (see Exhibit 11)                        221.1       220.9          221.0        222.9
                                                        ======      ======       ========      =======

Earnings per common share                               $ 0.10      $ 0.18          $1.10        $0.69
                                                        ======      ======       ========      =======

Dividends per common share                              $ 0.26      $ 0.26         $ 0.78       $ 0.78
                                                        ======      ======       ========      =======


     See accompanying notes to condensed consolidated financial statements.

                  SYNTEX CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                ($ in millions)



                                                                                Nine Months Ended
                                                                                      April 30
                                                                                      --------
                                                                                1994              1993
                                                                                ----              ----

Net Cash Provided from Operating Activities                                   $ 298.2            $ 290.3
                                                                              -------            -------

Cash Provided (Used) in Investing Activities:
    Capital expenditures                                                       (104.7)            (141.1)
    Purchase of short-term investments                                         (195.7)            (225.3)
    Proceeds from short-term investments                                        228.4              434.4
    Purchase of long-term investments                                           (57.3)             (16.3)
    Other investing activities                                                  (19.7)             (10.5)
                                                                              -------            -------
         Net Cash Provided (Used) in Investing Activities                      (149.0)              41.2
                                                                              -------            -------

Cash Provided (Used) in Financing Activities:
    Net change in short-term debt                                                59.7             (133.0)
    Repayment of long-term debt                                                  (0.8)            (118.8)
    Proceeds from issuance of long-term debt                                      1.1              145.5
    Payment of dividends                                                       (172.4)            (174.4)
    Common shares repurchased                                                    --               (124.7)
    Other financing activities                                                    1.2                5.0
                                                                              -------            -------
         Net Cash Used in Financing Activities                                 (111.2)            (400.4)
                                                                              -------            -------

Effect of exchange rate changes on cash                                          (1.8)               4.3
                                                                              -------            -------

Increase (Decrease) in Cash and Cash Equivalents                                 36.2              (64.6)

Cash and Cash Equivalents at Beginning of Period                                327.9              296.3
                                                                              -------            -------

Cash and Cash Equivalents at End of Period                                    $ 364.1            $ 231.7
                                                                              =======            =======


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

2. Note 13 to the consolidated financial statements in the 1993 annual report to shareholders provides information concerning contingencies related to certain pending or possible claims, legal actions, and proceedings against Syntex Corporation (the "Company") and its subsidiaries. No significant changes or developments have occurred regarding these contingencies, except as discussed in the following paragraph.

    In November 1993, an amended complaint was filed against the Company, several of its principal officers, former principal officers, a current director and an outside director. The complaint was filed in the federal District Court for the Northern District of California by certain shareholders who claim to represent a class of shareholders that purchased shares of the Company's common stock between November 25, 1991 and August 6, 1992. The amended complaint was based on provisions of federal securities laws and sought equitable relief and unspecified damages for losses allegedly resulting from, among other things, improper disclosure. In January 1994, the Company, as well as the individually named officers and directors, filed motions to dismiss the amended complaint. On May 27, 1994, the court granted the motions to dismiss with prejudice. The Court granted the motions, in part, because the Company's shareholders had available to them all of the allegedly material information that the plaintiffs claimed was withheld. Plaintiffs have filed a notice of appeal.



3.  Inventories consist of the following ($ in millions):

                                                                              April 30          July 31
                                                                                1994              1993
                                                                                ----              ----

             Finished goods                                                    $ 92.8           $ 85.4
             In process                                                         193.0            198.9
             Raw materials and supplies                                          59.3             77.8
                                                                               ------           ------

                 Total                                                         $345.1           $362.1
                                                                               ======           ======

4.   Property, plant and equipment consist of the following ($ in millions):

                                                                              April 30         July 31
                                                                                1994             1993
                                                                                ----             ----

             Property, plant and equipment - at cost                          $ 1,723.7        $ 1,643.5
             Less accumulated depreciation
                 and amortization                                                (634.4)          (558.3)
                                                                              ---------        ---------

                 Property, plant and equipment - net                          $ 1,089.3        $ 1,085.2
                                                                              =========        =========

5. Included in operating expenses are restructuring charges of $140.0 million and $320.0 million for the third quarter and first nine months of fiscal 1993, respectively, resulting principally from a decision to consolidate several of the Company's chemical and pharmaceutical manufacturing plants and to reduce the worldwide workforce. The restructuring charges, net of the income tax effects, resulted in a reduction of $105.9 million and $249.0 million in net income for the third quarter and first nine months of fiscal 1993, respectively.

    As of April 30, 1994, cumulative charges to the restructuring reserve totaled approximately $122.2 million, including approximately $21.8 million of non-cash charges. Charges to the restructuring reserve have consisted primarily of severance costs and asset write-offs. The remaining reserve consists primarily of asset write-offs and severance costs related to anticipated plant closures.

6. The Company recorded a net provision of $5.6 million for taxes on income during the first nine months of fiscal 1994, which included a first quarter credit of $9.4 million resulting from changes in the U.S. tax law enacted in August 1993. The Company also recorded a net benefit of $160.9 million for taxes on income during the first nine months of fiscal 1993, resulting principally from the tax benefits of $71.0 million derived from restructuring charges and a one-time benefit of $102.5 million from the reduction of certain tax reserves in the first quarter. Excluding the effect of the first quarter credit, the effective income tax rate for the third quarter and first nine months of fiscal 1994 was 6 percent, which is the Company's expected effective tax rate for the remainder of fiscal 1994. The income tax rate for the fiscal 1993 third quarter and full year was 4 percent, excluding the previously-mentioned tax benefits.

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

8. Other nonoperating expense in the third quarter and first nine months of fiscal 1994 included $2.0 million and $5.1 million, respectively, of additions to reserves relating to environmental matters. Other nonoperating expense in the first nine months of fiscal 1993 included $43.3 million of additions to reserves related to environmental matters, of which $42.1 million was recorded in the first quarter. Other nonoperating expense in the first nine months of fiscal 1993 also included a charge of $10.0 million for reserves related to other contingencies and $7.7 million related to fixed asset write-offs.

9. The Company has entered into an Acquisition Agreement and Plan of Merger (the "Agreement"), dated as of May 1, 1994, with Roche Capital Corporation ("Roche Capital"), an indirect wholly owned subsidiary of Roche Holding Ltd ("Roche"), and with Roche (Panama) Corporation ("Roche Panama"), a wholly owned subsidiary of Roche Capital. Roche has guaranteed the obligations of Roche Capital and Roche Panama under the Agreement. In connection with the Agreement, on May 6, 1994, Roche Capital commenced a tender offer for all of the Company's outstanding common stock, in which the tendering shareholders will receive $24.00 in cash per share of common stock (the "Offer"). On June 6, 1994, the Company and Roche announced that the U.S. Federal Trade Commission ("FTC") requested additional information under the Hart-Scott-Rodino Antitrust Improvements Act, extending the waiting period under such Act until 10 days following substantial compliance by Roche with such request unless sooner terminated. In connection therewith, Roche Capital extended the expiration date for its tender offer until midnight, EDT, on July 1, 1994. Consummation of the Offer remains subject to certain conditions, including the tender of at least a majority of the shares of common stock and the receipt of certain regulatory approvals. It may be necessary to extend the Offer further to allow sufficient time for compliance with the FTC's request.

    The Agreement provides, among other things, for the making of the Offer and, following consummation of the Offer, the merger of Roche Panama into the Company (the "Merger"), in which shareholders of the Company whose shares of common stock are not purchased in the Offer will receive $24.00 in cash or, at their election, subject to certain restrictions, shares of a limited conversion redeemable preferred stock of Roche Capital. Consummation of the Merger is subject to certain conditions, including approval of the Merger by the shareholders of the Company and receipt of certain regulatory approvals.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       OPERATIONS AND FINANCIAL CONDITION

TENDER OFFER

See Note 9 to the Condensed Consolidated Financial Statements appearing on page 7 of this report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1994,
COMPARED WITH THE SAME PERIOD IN FISCAL 1993

Operating income in the third quarter of the Company's 1994 fiscal year was $23.6 million, an increase of 26 percent compared to $18.8 million in the fiscal 1993 third quarter, which had included a $140.0 million restructuring charge. Net income in the fiscal 1994 third quarter was $22.4 million versus $40.8 million in the third quarter of fiscal 1993. Earnings per share in the fiscal 1994 third quarter decreased by 44 percent to $.10 per share compared with earnings per share of $.18 in the fiscal 1993 third quarter. The fiscal 1993 third quarter restructuring charge reduced net earnings by $.48 per share. Sales in the fiscal 1994 third quarter decreased 31 percent to $402.1 million, compared with sales of $584.3 million in the third quarter a year ago.

THIRD QUARTER RESULTS

($ in millions. except per share data)
                                                                  Three Months Ended
                                                                         April 30
                                                                         --------              Percent
                                                                    1994          1993         Change
                                                                    ----          ----         ------

Net Sales                                                       $    402.1     $    584.3       (31)
Operating Income Before Restructuring Charge                    $     23.6     $    158.8       (85)
Restructuring Charge                                                    --          140.0         --
Operating Income After Restructuring Charge                           23.6           18.8        26
Net Income                                                      $     22.4     $     40.8       (45)
Earnings Per Share                                              $     0.10     $     0.18       (44)

The decline in sales and earnings in the fiscal 1994 third quarter compared with the third quarter a year ago was due primarily to the expiration of the U.S. patent for Naprosyn(R) (naproxen) and Anaprox(R) (naproxen sodium), and the shift in sales from those branded products to lower-priced generic naproxen and naproxen sodium products. The fiscal 1994 third quarter is the first full quarter in which non- Syntex generic competition for Naprosyn and Anaprox occurred following the December 1993 expiration of the U.S. patent for these products.

The gross margin declined to 71.5 percent in the fiscal 1994 third quarter, due to significantly reduced sales of the higher-margin Naprosyn and Anaprox branded products in the U.S. and to excess production capacity in the Company's chemical and pharmaceutical manufacturing plants. In the fiscal 1993 third quarter, the gross margin was 77.3 percent.

WORLDWIDE HUMAN PHARMACEUTICAL SALES

($ in millions)
                                                                  Three Months Ended
                                                                         April 30              Percent
                                                                         --------
                                                                    1994          1993         Change
                                                                    ----          ----         ------

U.S. Sales                                                      $    187.5     $    371.0       (49)
Non-U.S. Sales                                                       144.1          141.2         2
                                                                ----------     ----------
    Total                                                       $    331.6     $    512.2       (35)
                                                                ==========     ==========

NAPROXEN/NAPROXEN SODIUM SALES
($ in millions)

                                                                  Three Months Ended
                                                                         April 30              Percent
                                                                         --------
                                                                    1994          1993         Change
                                                                    ----          ----         ------

U.S. Sales                                                      $     36.1     $    200.0       (82)
Non-U.S. Sales                                                        58.3           61.6        (5)
                                                                ----------     ----------
    Total                                                       $     94.4     $    261.6       (64)
                                                                ==========     ==========

Worldwide sales of Toradol(R) (ketorolac tromethamine) in the fiscal 1994 third quarter decreased 15 percent to $81.1 million from $95.0 million in the prior-year third quarter due primarily to high sales volume in the fiscal 1993 third quarter, which resulted principally from special terms offered to wholesalers. The Company is currently in discussions with the United States Food and Drug Administration ("FDA") concerning revisions to the Toradol label that would include more prominent precautions and would be more restrictive than the present U.S. labeling. The Company has advised the FDA of its willingness to take additional measures to help insure that the product is used appropriately and in accordance with its labeling.

The Company and The Procter & Gamble Company expect to begin marketing ALEVE(R), a new, over-the-counter pain reliever with naproxen sodium as its key ingredient, in the United States in the fiscal 1994 fourth quarter.

EXPENSES

Selling, general and administrative (SG&A) expenses in the fiscal 1994 third quarter decreased 15 percent to $161.5 million from $189.9 million in the third quarter a year ago. The Company has significantly reduced quarterly SG&A expenses since it initiated restructuring activities in November 1992.

Research and development expense in the third quarter of fiscal 1994 was $102.4 million, a 1 percent decrease from the third quarter a year ago.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1994,
COMPARED WITH THE SAME PERIOD IN FISCAL 1993

Operating income in the first nine months of the Company's 1994 fiscal year was $253.4 million compared with $48.0 million in the first nine months of fiscal 1993, which had included a $320.0 million restructuring charge. Net income in the first nine months of fiscal 1994 was $244.5 million compared with

$153.8 million for the same period in fiscal 1993. Earnings per share for the first nine months of fiscal 1994 increased 59 percent to $1.10 compared with $.69 for the same period a year ago. Sales decreased 11 percent to $1,403.5 million, down from $1,582.0 million in the fiscal 1993 period.

NINE MONTH RESULTS
($ in millions, except per share data)

                                                                  Nine Months Ended
                                                                         April 30
                                                                         --------              Percent
                                                                    1994          1993         Change
                                                                    ----          ----         ------

Net Sales                                                       $ 1,403.5       $ 1,582.0       (11)
Operating Income Before Restructuring Charge                    $   253.4       $   368.0       (31)
Restructuring Charge                                                 --             320.0        --
Operating Income After Restructuring Charge                         253.4            48.0       100+
Net Income                                                      $   244.5       $   153.8        59
Earnings Per Share                                              $    1.10       $    0.69        59

The decline in sales in the first nine months of fiscal 1994 is due primarily to the expiration of the U.S. patent for Naprosyn and Anaprox in December 1993, and the shift in sales from those branded products to lower-priced generic naproxen and naproxen sodium products.

WORLDWIDE HUMAN PHARMACEUTICAL SALES
($ in millions)

                                                                    Nine Months Ended
                                                                         April 30
                                                                         --------              Percent
                                                                    1994          1993         Change
                                                                    ----          ----         ------

U.S. Sales                                                      $   779.1       $   947.1       (18)
Non-U.S. Sales                                                      417.4           416.4        --
                                                                ---------       ---------
    Total                                                       $ 1,196.5       $ 1,363.5       (12)
                                                                =========       =========

NAPROXEN/NAPROXEN SODIUM SALES
($ in millions)

                                                                    Nine Months Ended
                                                                         April 30
                                                                         --------              Percent
                                                                 1994             1993         Change
                                                                 ----             ----         ------

U.S. Sales                                                      $   339.8       $   503.3       (32)
Non-U.S. Sales                                                      175.8           188.3        (7)
                                                                ---------       ---------
    Total                                                       $   515.6       $   691.6       (25)
                                                                =========       =========

The Company's gross margin percentage was 75.5 percent in the first nine months of fiscal 1994, compared with 79.0 percent in the same period in fiscal 1993. The decrease is due primarily to a shift in product demand from higher-margin branded products to lower-margin generic and bulk naproxen and naproxen sodium products, and to excess capacity in the Company's chemical and pharmaceutical manufacturing plants.

Operating expenses for the first nine months of fiscal 1993 included restructuring charges totalling $320.0 million resulting principally from a decision to consolidate several of the Company's chemical and pharmaceutical manufacturing plants and to reduce the Company's worldwide workforce. The restructuring charges, net of the income tax effects, resulted in a reduction of $249.0 million in net income in the first nine months of fiscal 1993.

Selling, general and administrative expenses decreased 13 percent to $507.8 million in the first nine months of fiscal 1994, from $580.6 million in the comparable period in fiscal 1993. The Company has significantly reduced SG&A expenses since it initiated restructuring activities in November 1992.

Other nonoperating expense in the first nine months of fiscal 1994 included $5.1 million for additions to reserves related to environmental matters. Nonoperating items in the first nine months of fiscal 1993 included $43.3 million of additions to reserves related to environmental matters, and charges of $10.0 million for reserves related to other contingencies and $7.7 million related to the write- off of fixed assets.

The Company recorded a net provision for taxes on income of $5.6 million during the first nine months of fiscal 1994, which included a first quarter credit of $9.4 million resulting from changes in the U.S. tax law enacted in August 1993. The Company also recorded a net benefit for taxes on income of $160.9 million during the first nine months of fiscal 1993, resulting principally from the tax benefits of $71.0 million derived from the restructuring charges and a one-time benefit of $102.5 million from the reduction of certain tax reserves.
Excluding the effect of the first quarter credit, the effective income tax rate for the fiscal 1994 first nine months was 6 percent, which is the Company's expected effective tax rate for the remainder of fiscal 1994. The income tax rate for the fiscal 1993 first nine months and full year was 4 percent, excluding the previously-mentioned tax benefits.

The first nine months of fiscal 1993 included a $0.9 million charge from the cumulative effect on prior years of the adoption of two new accounting standards. The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in a benefit of $63.7 million. This was more than offset by an after- tax charge of $64.6 million ($93.7 million pre-tax) related to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for post-retirement healthcare benefits.

PATENTS

The patents and patent applications owned by the Company and its subsidiaries cover a variety of products and chemical processes. In addition, the Company has a number of patent licenses from others.

The last principal United States patent on naproxen and naproxen sodium expired in December 1993.

FINANCIAL CONDITION

The Company continues to maintain a strong financial position and a highly liquid balance sheet. At April 30, 1994, the Company had $703.2 million in cash and cash equivalents and short-term investments, which provide it with ample capacity to satisfy its cash requirements. In the first nine months of fiscal 1994, net cash of $298.2 million was provided from operating activities.

Capital expenditures in the first nine months of fiscal 1994, primarily in the pharmaceuticals business segment, totaled $104.7 million compared with $141.1 million in the first nine months of fiscal 1993. The Company plans to fund capital spending totalling approximately $150.0 million in fiscal 1994 through cash generated by operations and borrowings.

Dividends paid on common shares amounted to $172.4 million in the first nine months of fiscal 1994, a decrease of 1 percent from the first nine months of fiscal 1993, as a result of the share repurchase program undertaken in fiscal 1993. The current dividend rate paid on an annualized basis is $1.04 per share.

Management believes the Company has sufficient borrowing capacity to meet its needs. The Company has an A1+ and P1 rating for its commercial paper and an AA- and A2 bond rating from Standard and Poor's and Moody's, respectively.

At April 30, 1994, commercial paper borrowings of $157.0 million were outstanding. The Company has unused bank lines of credit totaling $463.4 million, of which $100 million is available for the support of commercial paper borrowings classified as long-term debt. The Company's earnings for the first nine months of fiscal 1994 were sufficient to cover fixed charges.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 2 and 8 to the Condensed Consolidated Financial Statements appearing on pages 5 and 7 of this report on Form 10-Q for a discussion of certain matters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit

             11.      Statement re computation of earnings per common share
             12.      Calculation of ratio of earnings to fixed charges

         b.  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed. However, on May 3, 1994, the Company filed a report on Form 8-K regarding the Acquisition Agreement and Plan of Merger discussed in Note 9 to the Condensed Consolidated Financial Statements appearing on page 7 of this report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNTEX CORPORATION
                                       (Registrant)




                                       By /s/ Richard P. Powers
                                          ---------------------
                                              Richard P. Powers
                                              Senior Vice President and
                                              Chief Financial Officer
                                              and Duly Authorized Officer
                                              of the Registrant


DATE:  June 14, 1994